Form 10-K
WFRBS Commercial Mortgage Trust 2013-C15
filed 2015-03-31
CIK 1578423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number of the issuing entity: 333-177891-05

Central Index Key Number of the issuing entity:  0001578423

WFRBS Commercial Mortgage Trust 2013-C15

(Exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:  0001112998

RBS Commercial Funding Inc.

(Exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:  0000729153

The Royal Bank of Scotland plc

(Exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0000740906
Wells Fargo Bank, National Association

(Exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001541615
RBS Financial Products Inc.

(Exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001577313
NCB, FSB

(Exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001555501
Liberty Island Group I LLC

(Exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001541214
C-III Commercial Mortgage LLC

(Exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001542105
Basis Real Estate Capital II, LLC

(Exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3918453 38-3918454 38-3918455 38-7103174 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

9062 Old Annapolis Road

Columbia, MD  21045
(Address of principal executive offices of the issuing entity)

(203) 897-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes  / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation-SK (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Carolina Place Mortgage Loan, which constituted approximately 7.7% of the asset pool of the issuing entity as of its cut-off date. The Carolina Place Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Carolina Place Mortgage Loan and one other pari passu loan that is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the WFCMT 2013-LC12 Mortgage Trust transaction, Commission File Number 333-172366-08 (the “WFCMT 2013-LC12 Transaction”). This loan combination, including the Carolina Place Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2013-LC12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer (except with respect to those Mortgage Loans for which Prudential Asset Resources, Inc. is the primary servicer or NCB, FSB is the NCB master servicer) and primary servicer with respect to the Augusta Mall and Carolina Place Mortgage Loans to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are servicers for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

Wells Fargo Bank, National Association (“Wells Fargo”) is the master servicer and the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which NCB, FSB is the NCB master servicer), and the primary servicer and the certificate administrator of the Carolina Place Mortgage Loan.. Thus, Wells Fargo is a “servicer”, as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

U.S. Bank acts as trustee of the issuing entity and the Carolina Place Mortgage Loan. Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement relating to the WFCMT 2013-LC12 Transaction, respectively, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements).  However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. The assessment of compliance with applicable servicing criteria of the master servicer covers Item 1122(d)(2)(iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instrumentsor other support for the certificates within this transaction as describedunder Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee and Wells Fargo Bank, N.A., as certificate administrator:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Carolina Place Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2013-LC12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFCMT 2013-LC12 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCMT 2013-LC12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC ("CWAM") attached to this Annual Report on Form 10-K as Exhibit 33.2 discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance by CWAM

CWAM's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2014 and for the Reporting Period, disclosed a material instance of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(1)(i), as follows:

With respect to compliance with servicing criterion 1122(d)(1)(i), CWAM’s policies and procedures were not properly instituted to monitor loan performance or other triggers and events of defaults in accordance with the transaction agreements.

Management's Discussion on Material Instance of Noncompliance by CWAM

1122(d)(1)(i): Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance of the transaction agreements. Timely reporting results of monitoring loan performance to the trusts, in accordance with the transaction agreements.

Noncompliance:

The instance of material noncompliance, for the Reporting Period included a failure to deliver required asset status reports ("ASRs") to the transaction parties in a timely manner with respect to certain agreements for the securitization transactions described in the table below (which do not include the securitization transaction to which this Annual Report on Form 10-K relates). The preparation and delivery of ASRs to the transaction parties are a component of CWAM's requirements under section 1122(d)(1)(i) of Regulation AB. The typical delivery timeframe ranges from 30 to 90 days and is dependent upon the related transaction agreements. Certain securitizations require ASRs upon transfer of a loan to CWAM.  During the reporting period, CWAM prepared the required ASRs, but failed to deliver the ASRs within the timeframes specified in the transaction agreements.  The ASRs for a total of 34 loans related to 17 securitizations were not delivered on time.  CWAM remedied the issue in December 2014 by delivering all of the delinquent reports.

#	Securitization	Number of loans impacted
1	BACM 2006-3	1
2	BACM 2008-1	3
3	CD 2007-CD4	5
4	CGCMT 2007-C6	4
5	GSMS 2012-GCJ7	1
6	JPMC 2006-CIBC17	3
7	JPMC 2006-LDP9	3
8	JPMC 2007-LDP11	2
9	JPMCC 2006-CIBC14	1
10	JPMCC 2008-C2	1
11	MLCFC 2006-1	1
12	MLCFC 2007-5	2
13	MLCFC 2007-6	1
14	MLMT 2006-C1	1
15	WBCMT 2006-C25	1
16	WBCMT 2006-C26	2
17	WBCMT 2006-C28	2
Total		34

Remediation:

In response to the procedural and system control weaknesses, CWAM's Compliance Committee conducted a process analysis and implemented various measures to prevent recurrence. The measures included additional task-specific training and development of a workflow chart with responsible parties including assignment of a senior manager responsible for the ASR process.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

(4.1)        Pooling and Servicing Agreement, dated as of August 1, 2013, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB co-op special servicer, NCB, FSB, as NCB master servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein).

(4.2)        Pooling and Servicing Agreement, dated as of July 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.’s Current Report on Form 8-K/A filed on October 15, 2013 in connection with the WFCMT 2013-LC12 transaction and incorporated by reference herein).

(31)         Rule 13a-14(d)/15d-14(d) Certifications.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as General Master Servicer
33.2 CWCapital Asset Management LLC, as General Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Prudential Asset Resources, Inc., as Primary Servicer
33.9 NCB, FSB, as NCB Master Servicer
33.10 NCB, FSB, as Co-op Special Servicer (see Exhibit 33.9)
33.11 Wells Fargo Bank, National Association, as Primary Servicer for the Augusta Mall Mortgage Loan (see Exhibit 33.1)
33.12 CWCapital Asset Management LLC, as Special Servicer for the Augusta Mall Mortgage Loan (see Exhibit 33.2)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Augusta Mall Mortgage Loan (see Exhibit 33.3)
33.14 Wells Fargo Bank, National Association, as Custodian for the Augusta Mall Mortgage Loan (see Exhibit 33.4)
33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Augusta Mall Mortgage Loan (see Exhibit 33.5)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Augusta Mall Mortgage Loan (see Exhibit 33.6)
33.17 National Tax Search, LLC, as Servicing Function Participant for the Augusta Mall Mortgage Loan (see Exhibit 33.7)
33.18 Wells Fargo Bank, National Association, as Primary Servicer for the Carolina Place Mortgage Loan (see Exhibit 33.1)
33.19 Rialto Capital Advisors, LLC, as Special Servicer for the Carolina Place Mortgage Loan
33.20 Wells Fargo Bank, National Association, as Certificate Administrator for the Carolina Place Mortgage Loan (see Exhibit 33.3)
33.21 Wells Fargo Bank, National Association, as Custodian for the Carolina Place Mortgage Loan (see Exhibit 33.4)
33.22 Park Bridge Lender Services LLC, as Trust Advisor for the Carolina Place Mortgage Loan
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Carolina Place Mortgage Loan (see Exhibit 33.6)
33.24 National Tax Search, LLC, as Servicing Function Participant for the Carolina Place Mortgage Loan (see Exhibit 33.7)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as General Master Servicer
34.2 CWCapital Asset Management LLC, as General Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Prudential Asset Resources, Inc., as Primary Servicer
34.9 NCB, FSB, as NCB Master Servicer
34.10 NCB, FSB, as Co-op Special Servicer (see Exhibit 34.9)
34.11 Wells Fargo Bank, National Association, as Primary Servicer for the Augusta Mall Mortgage Loan (see Exhibit 34.1)
34.12 CWCapital Asset Management LLC, as Special Servicer for the Augusta Mall Mortgage Loan (see Exhibit 34.2)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Augusta Mall Mortgage Loan (see Exhibit 34.3)
34.14 Wells Fargo Bank, National Association, as Custodian for the Augusta Mall Mortgage Loan (see Exhibit 34.4)
34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Augusta Mall Mortgage Loan (see Exhibit 34.5)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Augusta Mall Mortgage Loan (see Exhibit 34.6)
34.17 National Tax Search, LLC, as Servicing Function Participant for the Augusta Mall Mortgage Loan (see Exhibit 34.7)
34.18 Wells Fargo Bank, National Association, as Primary Servicer for the Carolina Place Mortgage Loan (see Exhibit 34.1)
34.19 Rialto Capital Advisors, LLC, as Special Servicer for the Carolina Place Mortgage Loan
34.20 Wells Fargo Bank, National Association, as Certificate Administrator for the Carolina Place Mortgage Loan (see Exhibit 34.3)
34.21 Wells Fargo Bank, National Association, as Custodian for the Carolina Place Mortgage Loan (see Exhibit 34.4)
34.22 Park Bridge Lender Services LLC, as Trust Advisor for the Carolina Place Mortgage Loan
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Carolina Place Mortgage Loan (see Exhibit 34.6)
34.24 National Tax Search, LLC, as Servicing Function Participant for the Carolina Place Mortgage Loan (see Exhibit 34.7)

(35) Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as General Master Servicer
35.2 CWCapital Asset Management LLC, as General Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 NCB, FSB, as NCB Master Servicer
35.6 NCB, FSB, as Co-op Special Servicer
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Augusta Mall Mortgage Loan (see Exhibit 35.1)
35.8 CWCapital Asset Management LLC, as Special Servicer for the Augusta Mall Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Augusta Mall Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer for the Carolina Place Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Carolina Place Mortgage Loan

(99.1)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.2)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.3)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.4)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.5)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.6)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.7)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and NCB, FSB (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.8)      Primary Servicing Agreement, dated as of August 1, 2013, between Wells Fargo Bank, National Association, as master servicer, and Prudential Asset Resources, Inc., as primary servicer (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(b)           The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)            Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS Commercial Funding Inc.
(Depositor)

/s/ Jeffrey Orr

Jeffrey Orr, President

(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

(4.1)        Pooling and Servicing Agreement, dated as of August 1, 2013, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB co-op special servicer, NCB, FSB, as NCB master servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein).

(4.2)        Pooling and Servicing Agreement, dated as of July 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.’s Current Report on Form 8-K/A filed on October 15, 2013 in connection with the WFCMT 2013-LC12 transaction and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certifications.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as General Master Servicer
33.2 CWCapital Asset Management LLC, as General Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Prudential Asset Resources, Inc., as Primary Servicer
33.9 NCB, FSB, as NCB Master Servicer
33.10 NCB, FSB, as Co-op Special Servicer (see Exhibit 33.9)
33.11 Wells Fargo Bank, National Association, as Primary Servicer for the Augusta Mall Mortgage Loan (see Exhibit 33.1)
33.12 CWCapital Asset Management LLC, as Special Servicer for the Augusta Mall Mortgage Loan (see Exhibit 33.2)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Augusta Mall Mortgage Loan (see Exhibit 33.3)
33.14 Wells Fargo Bank, National Association, as Custodian for the Augusta Mall Mortgage Loan (see Exhibit 33.4)
33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Augusta Mall Mortgage Loan (see Exhibit 33.5)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Augusta Mall Mortgage Loan (see Exhibit 33.6)
33.17 National Tax Search, LLC, as Servicing Function Participant for the Augusta Mall Mortgage Loan (see Exhibit 33.7)
33.18 Wells Fargo Bank, National Association, as Primary Servicer for the Carolina Place Mortgage Loan (see Exhibit 33.1)
33.19 Rialto Capital Advisors, LLC, as Special Servicer for the Carolina Place Mortgage Loan
33.20 Wells Fargo Bank, National Association, as Certificate Administrator for the Carolina Place Mortgage Loan (see Exhibit 33.3)
33.21 Wells Fargo Bank, National Association, as Custodian for the Carolina Place Mortgage Loan (see Exhibit 33.4)
33.22 Park Bridge Lender Services LLC, as Trust Advisor for the Carolina Place Mortgage Loan
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Carolina Place Mortgage Loan (see Exhibit 33.6)
33.24 National Tax Search, LLC, as Servicing Function Participant for the Carolina Place Mortgage Loan (see Exhibit 33.7)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as General Master Servicer
34.2 CWCapital Asset Management LLC, as General Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Prudential Asset Resources, Inc., as Primary Servicer
34.9 NCB, FSB, as NCB Master Servicer
34.10 NCB, FSB, as Co-op Special Servicer (see Exhibit 34.9)
34.11 Wells Fargo Bank, National Association, as Primary Servicer for the Augusta Mall Mortgage Loan (see Exhibit 34.1)
34.12 CWCapital Asset Management LLC, as Special Servicer for the Augusta Mall Mortgage Loan (see Exhibit 34.2)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Augusta Mall Mortgage Loan (see Exhibit 34.3)
34.14 Wells Fargo Bank, National Association, as Custodian for the Augusta Mall Mortgage Loan (see Exhibit 34.4)
34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Augusta Mall Mortgage Loan (see Exhibit 34.5)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Augusta Mall Mortgage Loan (see Exhibit 34.6)
34.17 National Tax Search, LLC, as Servicing Function Participant for the Augusta Mall Mortgage Loan (see Exhibit 34.7)
34.18 Wells Fargo Bank, National Association, as Primary Servicer for the Carolina Place Mortgage Loan (see Exhibit 34.1)
34.19 Rialto Capital Advisors, LLC, as Special Servicer for the Carolina Place Mortgage Loan
34.20 Wells Fargo Bank, National Association, as Certificate Administrator for the Carolina Place Mortgage Loan (see Exhibit 34.3)
34.21 Wells Fargo Bank, National Association, as Custodian for the Carolina Place Mortgage Loan (see Exhibit 34.4)
34.22 Park Bridge Lender Services LLC, as Trust Advisor for the Carolina Place Mortgage Loan
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Carolina Place Mortgage Loan (see Exhibit 34.6)
34.24 National Tax Search, LLC, as Servicing Function Participant for the Carolina Place Mortgage Loan (see Exhibit 34.7)

(35) Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as General Master Servicer
35.2 CWCapital Asset Management LLC, as General Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 NCB, FSB, as NCB Master Servicer
35.6 NCB, FSB, as Co-op Special Servicer
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Augusta Mall Mortgage Loan (see Exhibit 35.1)
35.8 CWCapital Asset Management LLC, as Special Servicer for the Augusta Mall Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Augusta Mall Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer for the Carolina Place Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Carolina Place Mortgage Loan

(99.1)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.2)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.3)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.4)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.5)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.6)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.7)      Mortgage Loan Purchase Agreement, dated as of August 5, 2013, between RBS Commercial Funding Inc. and NCB, FSB (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)

(99.8)      Primary Servicing Agreement, dated as of August 1, 2013, between Wells Fargo Bank, National Association, as master servicer, and Prudential Asset Resources, Inc., as primary servicer (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein)